Form 10-K
period 1998-12-31
PREFERRED CREDIT ASSET BACKED CERTIFICATES SERIES 1997-1
filed 1999-04-01
CIK 1044217

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1998

                         Commission file number:  333-21329

               CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
         Preferred Credit Corporation (as Seller under a Pooling and Servicing Agreement dated as of March 1, 1997, providing for the issuance of the Preferred Credit Asset-Backed Certificates, Series 1997-1.

               CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
            PREFERRED CREDIT ASSET-BACKED CERTIFICATES, SERIES 1997-1 (Exact name of Registrant as specified in its Charter)

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

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1998: NOT APPLICABLE.

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

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Report to Certificateholders as to distributions made on April 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on May 26, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on June 25, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on July 27, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on August 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on September 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on January 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.


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

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1998 was: 30.

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

     ITEM 8.  Financial Statements and Supplementary Data.

     Monthly Report to Certificateholders as to distributions made on April 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on May 26, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on June 25, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on July 27, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on August 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on September 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on January 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

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

     As of December 31, 1998, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:


The Northern Trust Company
Jarvis A. McKee
801 S. Canal C-IN
Chicago, IL  60607
Series 1997-1
Class A-2
$5,200,000.00 (Original Principal Balance)
18.0% (Percentage of Class)

State Street Bank and Trust Company
Joseph J. Callahan
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631
Series 1997-1
Class A-2
$15,500,000.00 (Original Principal Balance)
53.0% (Percentage of Class)

Prudential Securities Incorporated
Issuer Services
c/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY  11717
Series 1997-1
Class A-2
$5,500,000.00 (Original Principal Balance)
19.0% (Percentage of Class)

Bankers Trust Company
John Lasher
c/o BT Services Tennessee, Inc.
648 Grassmere Park Drive
Nashville, TN  37211
Series 1997-1
Class A-3
$5,210,000.00 (Original Principal Balance)
23.0% (Percentage of Class)

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259
Series 1997-1
Class A-3
$5,850,000.00 (Original Principal Balance)
25.0% (Percentage of Class)

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza
13th Floor
New York, NY  10004
Series 1997-1
Class A-3
$2,140,000.00 (Original Principal Balance)
9.0% (Percentage of Class)

State Street Bank and Trust Company
Joseph J. Callahan
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631
Series 1997-1
Class A-3
$10,000,000.00 (Original Principal Balance)
43.0% (Percentage of Class)

Bank One Trust Company, N.A. - State
Scott Hammond
30 West spring Street
Columbus, OH  43266-0581
Series 1997-1
Class A-4
$5,000,000.00 (Original Principal Balance)
10.0% (Percentage of Class)

Wachovia Bank/Safekeeping
Terri Dowell
301 N. Main Street, NC  31058
Winston-Salem, NC  27150
Series 1997-1
Class A-4
$10,000,000.00 (Original Principal Balance)
20.0% (Percentage of Class)

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza
13th Floor
New York, NY  10004
Series 1997-1
Class A-4
$30,100,000.00 (Original Principal Balance)
60.0% (Percentage of Class)

Suntrust Bank, Atlanta
Diane Guy
303 Peachtree St., 14th Floor MC#3141
Atlanta, GA  30308
Series 1997-1
Class A-4
$3,000,000.00 (Original Principal Balance)
6.0% (Percentage of Class)

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259
Series 1997-1
Class A-5
$6,500,000.00 (Original Principal Balance)
57.0% (Percentage of Class)

Citibank, N.A.
Marta Hoosian
P.O. Box 30576
Tampa, FL  33630-3576
Series 1997-1
Class A-5
$5,000,000.00 (Original Principal Balance)
44.0% (Percentage of Class)

Boston Safe Deposit and Trust Company
Constance Holloway
c/o Mellon Bank Center, Room 153-3015
Pittsburgh, PA  15259
Series 1997-1
Class A-6
$22,225,000.00 (Original Principal Balance)
59.0% (Percentage of Class)

Chase Manhattan Bank
Orma Trim, Supervisor
4 New York Plaza
13th Floor
New York, NY  10004
Series 1997-1
Class A-6
$3,600,000.00 (Original Principal Balance)
10.0% (Percentage of Class)

The Northern Trust Company
Jarvis A. McKee
801 S. Canal C-IN
Chicago, IL  60607
Series 1997-1
Class A-6
$4,100,000.00 (Original Principal Balance)
11.0% (Percentage of Class)

State Street Bank and Trust Company
Joseph J. Callahan
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA  02105-1631
Series 1997-1
Class A-6
$4,400,000.00 (Original Principal Balance)
12.0% (Percentage of Class)


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

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1998, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

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


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS

     Monthly Report to Certificateholders as to distributions made on April 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on May 26, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on June 25, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on July 27, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on August 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on September 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on January 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

     Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

     (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

     Monthly Report to Certificateholders as to distributions made on October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     Monthly Report to Certificateholders as to distributions made on December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

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


                             By:  /s/Judy L. Gomez
                             Judy L. Gomez
                             Assistant Vice President

     Date:  March 30, 1999


     EXHIBIT INDEX

     Exhibit Document


     1.1 Monthly Report to Certificateholders as to distributions made on April 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     1.2 Monthly Report to Certificateholders as to distributions made on May 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     1.3 Monthly Report to Certificateholders as to distributions made on June 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     1.4 Monthly Report to Certificateholders as to distributions made on July 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     1.5 Monthly Report to Certificateholders as to distributions made on August 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     1.6 Monthly Report to Certificateholders as to distributions made on September 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     1.7 Monthly Report to Certificateholders as to distributions made on October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     1.8 Monthly Report to Certificateholders as to distributions made on November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     1.9 Monthly Report to Certificateholders as to distributions made on December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     2.0 Monthly Report to Certificateholders as to distributions made on January 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on January 29, 1999.

     2.1 The Pooling and Servicing Agreement of the Registrant dated as of March 1, 1997 (hereby incorporated herein by reference and filed as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on March 28, 1997).